Form 10QSB
period 2001-05-31
SPORLOX CORP
filed 2001-07-18
CIK 1138243

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 12-b25
                   NOTIFICATION OF LATE FILING



[ ] Form 10-K  [ ] Form 20-F  [ ] Form 11-K  [X] Form 10-QSB  [ ] Form N-SAR

For the period Ended May 31, 2001


[ ] Transition Report on Form 10-K  [ ] Transition Report on Form 10-Q

[ ] Transition Report on Form 20-F  [ ] Transition Report on Form N-SAR

[ ] Transition Report on Form 11-K

For the transition Period Ended:

Nothing in this Form shall be construed to imply that the Commission has verified any Information contained herein.
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

                 PART I - REGISTRANT INFORMATION

Full Name of Registrant: Sporlox Corporation

Former Name, if Applicable:   N/A

P.O. Box 728-4005, San Antonio de Belen
(Address of principal executive offices)

Heredia, Costa Rica
(City, State and Zip Code)

               PART II - RULES 12b-25 (b) and (c)

If the subject report could not be filed without reasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[ ] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report or semi-annual report, transition report on Form 10-K, form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject Quarterly report or transition report on Form 10-QSB, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule12b-25(c) has been attached if applicable.

                      PART III - NARRATIVE

The Company's accounting staff has not yet completed assembling the data for the quarter's 10-QSB. The Company is still awaiting the final data for the current financial statements.

                   PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

     Sean P. Flanagan, Esq.   (702) 650-5660

(2) Have all or other periodic report required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company act of 1940 during the preceding 12 months or for such shorter peiod that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

[X]  Yes  [ ]  No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[ ]  Yes [X]  No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

See explanation below:



Sporlox Corporation has caused this notification to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     July 17, 2001

By:  /s/ Michael A. Yankton
     Michael A. Yankton, President